Form 10-Q
period 1995-09-30
AMERICAN INCOME 6 LTD PARTNERSHIP
filed 1995-11-14
CIK 780396



                                                       UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                         FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                                            OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                            Commission File No. 0-15622


                                                         American           Income           6           Limited
----------------------------------------------------------------------------------------------------------------
Partnership
                                  (Exact name of registrant as specified in its charter)

Massachusetts                                                                              04-2928487
(State or other jurisdiction of                                                                (IRS Employer
  incorporation or organization)                                                                Identification No.)

98 North Washington Street, Boston, MA                                                 02114
(Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area code     (617)
854-5800




                    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes
X     No

                                     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                        PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                                         FORM 10-Q

                                                           INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 13






                                        The accompanying notes are an integral part

                                              of these financial statements.

                                                             4
                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                              STATEMENT OF FINANCIAL POSITION
                                         September 30, 1995 and December 31, 1994

                                                        (Unaudited)



                                                                                    >
                                                                                  September 30,             December 31,
                                                                                           1995                   1994
ASSETS

Cash and cash equivalents                                                         $        116,576          $        476,848

Rents receivable, net of allowance
     for doubtful accounts of $21,000                                                           --                       935

Accounts receivable - affiliate                                                             77,873                    78,907

Equipment at cost, net of accumulated depreciation of
     $9,611,013 and $9,167,539 at September 30, 1995
     and December 31, 1994, respectively                                           2,566,028                       3,299,316
                                                                                  ----------               -----------------

         Total assets                                                             $    2,760,477            $     3,856,006
                                                                                  ==============            ===============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                     $         75,528          $        498,457498,457
Accrued interest                                                                               266                     1,428
Accrued liabilities                                                                         13,827                    15,500
Accrued liabilities - affiliate                                                              1,393                     4,835
Deferred rental income                                                                      86,296                   177,118
Cash distributions payable to partners                                             114,621                           267,445
                                                                                  --------                 -----------------

         Total liabilities                                                         291,931                           964,783
                                                                                  --------                 -----------------

Partners' capital (deficit):
     General Partner                                                                      (107,951)                 (103,724)
     Limited Partnership Interests
     (60,519 Units; initial purchase price of $250 each)                           2,576,497                       2,994,947
                                                                                  ----------               -----------------

         Total partners' capital                                                   2,468,546                       2,891,223
                                                                                  ----------               -----------------

         Total liabilities and partners' capital                                  $    2,760,477            $     3,856,006
                                                                                  ==============            ===============





                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                                  STATEMENT OF OPERATIONS
                              for the three and nine months ended September 30, 1995 and 1994

                                                        (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                      1995                  1994                  1995                  1994
                                              ------------------    -------------------   -------------------   ------------
Income:

     Lease revenue                            $        346,909      $         371,098     $       1,041,693     $       1,147,003

     Interest income                                     3,175                  7,436                13,464                19,816

     Gain on sale of equipment                              --                 16,000                29,196                18,583
                                              ----------------      -----------------     -----------------     -----------------

         Total income                                  350,084                394,534             1,084,353             1,185,402
                                              ----------------      -----------------     -----------------     -----------------


Expenses:

     Depreciation                                      244,430                248,241               733,288               749,713

     Interest expense                                    4,190                 17,138                23,007                61,897

     Interest expense - affiliate                           --                  1,214                    --                 1,214

     Equipment management fees
         - affiliate                                    17,346                 18,555                52,085                57,350

     Operating expenses - affiliate                      9,622                 16,409                49,139                47,608
                                              ----------------      -----------------     -----------------     -----------------

         Total expenses                                275,588                 301,557              857,519               917,782
                                              ----------------      ------------------    -----------------     -----------------


Net income                                    $         74,496      $           92,977    $         226,834     $         267,620
                                              ================      ==================    =================     =================


Net income
     per limited partnership unit             $             1.22    $               1.52  $               3.71  $               4.38
                                              ==================    ====================  ====================  ====================

Cash distributions declared
     per limited partnership unit             $             1.88    $               4.37  $             10.63   $             13.12
                                              ==================    ====================  ===================   ===================



                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                                  STATEMENT OF CASH FLOWS
                                   for the nine months ended September 30, 1995 and 1994

                                                        (Unaudited)



                                                                                         1995                 1994
                                                                                  ------------------   -----------

Cash flows from (used in) operating activities:
Net income                                                                        $        226,834     $        267,620

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                      733,288              749,713
         Gain on sale of equipment                                                         (29,196)             (18,583)

Changes in assets and liabilities Decrease in:
         rents receivable                                                                      935               66,393
         accounts receivable - affiliate                                                     1,034               90,040
     Increase (decrease) in:
         accrued interest                                                                   (1,162)             (28,613)
         accrued liabilities                                                                (1,673)              10,477
         accrued liabilities - affiliate                                                    (3,442)               6,515
         deferred rental income                                                            (90,822)              32,198
                                                                                  ----------------     ----------------

         Net cash from operating activities                                                835,796            1,175,760
                                                                                  ----------------     ----------------

Cash flows from investing activities:
     Proceeds from equipment sales                                                          29,196              144,337
                                                                                  ----------------     ----------------

         Net cash from investing activities                                                 29,196              144,337
                                                                                  ----------------     ----------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                   (422,929)            (656,569)
     Distributions paid                                                                   (802,335)            (802,335)
                                                                                  ----------------     ----------------

         Net cash used in financing activities                                          (1,225,264)          (1,458,904)
                                                                                  ----------------     ----------------

Net decrease in cash and cash equivalents                                                 (360,272)            (138,807)

Cash and cash equivalents at beginning of period                                           476,848              775,856
                                                                                  ----------------     ----------------

Cash and cash equivalents at end of period                                        $       116,576      $        637,049
                                                                                  ===============      ================


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $         24,169     $         90,510
                                                                                  ================     ================

                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                             Notes to the Financial Statements
                                                    September 30, 1995

                                                        (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,274,959 are due in the year ending September 30, 1996.


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.


                                                             Lease Term                       Equipment
          Equipment Type                                        (Months)                       at Cost

Aircraft                                                           6-60                       $  7,147,830
Flight simulators                                                    48                          4,923,250
Materials handling                                                12-60                             61,628
Tractors & heavy duty trucks                                      24-60                             44,333
                                                                                           ---------------

                                                   Total equipment cost                         12,177,041

                                               Accumulated depreciation                         (9,611,013)

                             Equipment, net of accumulated depreciation                       $  2,566,028
                                                                                              ============

                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                             Notes to the Financial Statements

                                                        (Continued)



     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,071,080, representing approximately 99% of total equipment cost.

     At September 30, 1995, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                             1995                  1994
                                                        ---------------       ---------

     Interest expense - affiliate                                    --       $         1,214
     Equipment management fees                           $       52,085                57,350
     Administrative charges                                      10,035                 9,000
     Reimbursable operating expenses
        due to third parties                                     39,104                38,608
                                                         --------------        --------------

                                                     Total                      $     101,224    $     106,172
                                                                                =============    =============

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $77,873 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1995.

     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 7,691 Units or 12.71% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.
                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                             Notes to the Financial Statements

                                                        (Continued)



NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1995 consisted of an installment note of $75,528 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35% and is collateralized by the equipment and assignment of the related lease payments. The installment note will be fully amortized by noncancellable rents during the year ending September 30, 1996.

                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                                         FORM 10-Q

                                               PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1986.

Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $346,909 and $1,041,693, respectively, compared to $371,098 and $1,147,003 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three and nine months ended September 30, 1995 was $3,175 and $13,464, respectively, compared to $7,436 and $19,816 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The decrease in interest income from 1994 to 1995 was attributable to a lower availability of cash used for investment prior to distribution to the Partners. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

     During the three months ended September 30, 1994, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $16,000.
There were no equipment sales during the three months ended September 30, 1995.

     During the nine months ended September 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $29,196 compared to a net gain of $18,583 on equipment having a net book value of $125,754 for the same period in 1994.

                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP


                                                         FORM 10-Q

                                               PART I. FINANCIAL INFORMATION



     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation expense for the three and nine months ended September 30, 1995 was $244,430 and $733,288, respectively, compared to $248,241 and $749,713 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $4,190 and $23,007 or 1.2% and 2.2% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to $18,352 and $63,111 or 4.9% and 5.5% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 2.8% and 4.7% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 4.4% and 4.2% of lease revenue for the same periods in 1994. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $835,796 and $1,175,760 for the nine months ended September 30, 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1995, the Partnership realized $29,196 in equipment sale proceeds compared to $144,337 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $649,511. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $643,016, and the General Partner was allocated 1%, or $6,495. The third quarter 1995 cash distribution was paid on October 13, 1995.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                                           AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                                         FORM 10-Q

                                                PART II. OTHER INFORMATION



        Item 1.                          Legal Proceedings
                                         Response:  None

        Item 2.                          Changes in Securities
                                         Response:  None

        Item 3.                          Defaults upon Senior Securities
                                         Response:  None

        Item 4.                          Submission of Matters to a Vote
                                         of Security Holders
                                         Response:  None

        Item 5.                          Other Information
                                         Response:  None

        Item 6(a).                       Exhibits
                                         Response:  None

        Item 6(b).                       Reports on Form 8-K
                                         Response:  None

                                                      SIGNATURE PAGE




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                               AMERICAN INCOME 6 LIMITED PARTNERSHIP


                               By: AFG Leasing Associates II, a Massachusetts general partnership and the General Partner of the Registrant.


                               By:  AFG Leasing Incorporated, a Massachusetts
                                corporation and general partner in such general
                                    partnership.


                               By:
                                    Gary M. Romano
                                    Vice President and Controller
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)


                               Date:

                                                      SIGNATURE PAGE




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                               AMERICAN INCOME 6 LIMITED PARTNERSHIP


                              By:    AFG Leasing Associates II, a Massachusetts
                                 general partnership and the General Partner of
                                      the Registrant.


                               By:    AFG Leasing Incorporated, a Massachusetts
                                corporation and general partner in such general
                                      partnership.


                               By:    /s/ Gary M. Romano
                                      Gary M. Romano
                                      Vice President and Controller
                                      (Duly Authorized Officer and
                                      Principal Accounting Officer)


                               Date: November 13, 1995