Form 10-Q
period 1996-03-31
AMERICAN INCOME 6 LTD PARTNERSHIP
filed 1996-05-15
CIK 780396

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               ---------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

                               -----------------


For Quarter Ended March 31, 1996             Commission File No. 0-15622


                     American Income 6 Limited Partnership
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2928487
- ---------------------------------                     -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                02114
- ----------------------------------------              --------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
                                                      --------------

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                               ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes ____  No ____

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                              Page
                                                              ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements

     Statement of Financial Position
       at March 31, 1996 and December 31, 1995                   3

     Statement of Operations
       for the three months ended March 31, 1996 and 1995        4

     Statement of Cash Flows
       for the three months ended March 31, 1996 and 1995        5

     Notes to the Financial Statements                         6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                9-11


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                  12


                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                  (Unaudited)


                                           March 31,   December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------
Cash and cash equivalents                  $  197,335    $  211,897
Rents receivable, net of allowance for
 doubtful accounts of $21,000 at
 December 31, 1995                                 --        15,724
Accounts receivable - affiliate                45,780       198,811
Equipment at cost, net of accumulated
 depreciation of $10,089,194 and
 $9,855,443 at March 31, 1996 and
 December 31, 1995, respectively            2,087,848     2,321,599
                                           ----------    ----------
       Total assets                        $2,330,963    $2,748,031
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $   19,182    $   66,261
Accrued interest                                   68           770
Accrued liabilities                            19,750        20,000
Accrued liabilities - affiliate                 6,085         3,115
Deferred rental income                         56,667       248,585
Cash distributions payable to partners         38,206       152,827
                                           ----------    ----------
       Total liabilities                      139,958       491,558
                                           ----------    ----------
Partners' capital (deficit):
   General Partner                           (110,071)     (110,071)
   Limited Partnership Interests
   (60,519 Units; initial purchase
   price of $250 each)                      2,301,731     2,366,544
                                           ----------    ----------
       Total partners' capital              2,191,005     2,256,473
                                           ----------    ----------
       Total liabilities and partners'
        capital                            $2,330,963    $2,748,031
                                           ==========    ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                             1996       1995
                                          ----------  ---------
Income:

   Lease revenue                           $230,483    $350,730
   Interest income                            4,170       5,457
                                           --------    --------
       Total income                         234,653     356,187
                                           --------    --------

Expenses:

   Depreciation                             233,751     244,430
   Interest expense                             505       9,863
   Equipment management fees - affiliate     11,524      17,537
   Operating expenses - affiliate            16,135      22,396
                                           --------    --------
       Total expenses                       261,915     294,226
                                           --------    --------

Net income (loss)                          $(27,262)   $ 61,961
                                           ========    ========


Net income (loss)
   per limited partnership unit            $  (0.45)   $   1.01
                                           ========    ========

Cash distribution declared
   per limited partnership unit            $   0.62    $   4.37
                                           ========    ========

                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                             1996        1995
                                          ----------  ----------
Cash flows from (used in) operating
 activities:                              $ (27,262)  $  61,961
Net income (loss)
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
       Depreciation                         233,751     244,430
       Decrease in allowance for
        doubtful accounts                   (21,000)         --
Changes in assets and liabilities
   Decrease in:
       rents receivable                      36,724         935
       accounts receivable - affiliate      153,031       4,098
   Increase (decrease) in:
       accrued interest                        (702)      3,391
       accrued liabilities                     (250)     (5,500)
       accrued liabilities - affiliate        2,970      (1,235)
       deferred rental income              (191,918)    (90,958)
                                          ---------   ---------
       Net cash from operating              185,344     217,122
        activities                        ---------   ---------
Cash flows used in financing activities:
   Principal payments - notes payable       (47,079)    (26,653)
   Distributions paid                      (152,827)   (267,445)
                                          ---------   ---------
       Net cash used in financing
        activities                         (199,906)   (294,098)
                                          ---------   ---------
Net decrease in cash and cash
 equivalents                                (14,562)    (76,976)
Cash and cash equivalents at beginning
 of period                                  211,897     476,848
                                          ---------   ---------
Cash and cash equivalents at end of
 period                                   $ 197,335   $ 399,872
                                          =========   =========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   1,207   $   6,472
                                          =========   =========




                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                 March 31, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Partnership invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,381,281 are due as follows:


  For the year ending March 31,     1997   $  775,989
                                    1998      756,655
                                    1999      756,655
                                    2000      756,655
                                    2001      335,327
                                          -----------
                                   Total   $3,381,281
                                          ===========


                     AMERICAN INCOME 6 LIMITED PARTNERSHIP
                     -------------------------------------

                       Notes to the Financial Statements

                                  (Continued)

NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                  Lease Term       Equipment
Equipment Type                    (Months)         at Cost
- --------------                  -------------      -----------

Aircraft                             36-60           $  7,147,830
Flight simulators                      108              4,923,250
Materials handling                   12-60                 61,629
Tractors & heavy duty trucks         24-60                 44,333
                                                     ------------
                       Total equipment cost            12,177,042
                   Accumulated depreciation           (10,089,194)
                                                     ------------
  Equipment, net of accumulated depreciation         $  2,087,848
                                                     ============


  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,071,080 representing approximately 99% of total equipment cost.

  At March 31, 1996, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.

  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees           $11,524   $17,537
Administrative charges                3,345     3,000
Reimbursable operating expenses
 due to third parties                12,790    19,396
                                    -------   -------

  Total                             $27,659   $39,933
                                    =======   =======

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $45,780 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at March 31, 1996 consisted of an installment note of $19,182 payable to a bank. The installment note is non-recourse, with an interest rate of 6.35% and is collateralized by the equipment and assignment of the related lease payments. The carrying amount of notes payable approximates fair value at March 31, 1996. The installment note will be fully amortized by noncancellable rents during the year ending March 31, 1997.


NOTE 7 - SUBSEQUENT EVENT
- -------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 7 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

    As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio progresses through various stages. Initially, all equipment generates rental revenues under primary term lease agreements. During the life of the Partnership, these agreements expire on an intermittent basis and equipment held pursuant to the related leases are renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio becomes available for remarketing and cash generated from operations and from sales or refinancings begins to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. In accordance with the Partnership's stated investment objectives and policies, the General Partner is considering the winding-up of the Partnership's operations, including the liquidation of its entire portfolio. The Partnership's operations commenced in 1986.


Results of Operations
- ---------------------

    For the three months ended March 31, 1996, the Partnership recognized lease revenue of $230,483 compared to $350,730 the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    Depreciation expense for the three months ended March 31, 1996 was $233,751, compared to $244,430 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $505 or less than 1% of lease revenue for the three months ended March 31, 1996, compared to $9,863 or 2.8% of lease revenue for the same period in 1995. In the future, interest expense will be minimal due to the scheduled maturity of the Partnership's debt obligations in June 1996.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                   FORM10-Q

                         PART I. FINANCIAL INFORMATION


    Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 7% of lease revenue for the three months ended March 31, 1996, compared to 6.4% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $185,344 and $217,122 for the three months ended March 31, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

    The Partnership's lease agreement in connection with its 21.7% ownership interest in a SAAB SF340A aircraft is scheduled to expire in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $1,703,602 and $292,360, respectively, at March 31, 1996. The General Partner is actively pursuing the remarketing of this aircraft.

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

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable will be fully amortized by noncancellable rents in June 1996.

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations of $38,206. In accordance with the Amended and Restated Agreement

                     AMERICAN INCOME 6 LIMITED PARTERNSHIP

                                  FFORM 10-Q

                         PART I. FINANCIAL INFORMATION

and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $37,824, and the General Partner was allocated 1%, or $382. The first quarter 1996 cash distribution was paid on April 15, 1996.

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

    The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment and upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  May 13, 1996
                         -------------------------



                  By:  /s/  Gary Romano
                       --------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  May 13, 1996
                         ------------------------