Form 10-Q
period 1996-06-30
AMERICAN INCOME 6 LTD PARTNERSHIP
filed 1996-08-13
CIK 780396

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                              ------------------------------------------------


                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   -----------------------

                              ----------------------


For Quarter Ended June 30, 1996                      Commission File No. 0-15622


                     American Income 6 Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                              04-2928487
- ----------------------------------------                 --------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                        02114
- ----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ---------------------------

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
Yes  X     No
    ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                      ---    ---

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                   FORM 10-Q


                                     INDEX


                                                                     Page
                                                                     ----

   PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position at June 30, 1996 and
          December 31, 1995                                            3

         Statement of Operations for the three and six months
          ended June 30, 1996 and 1995                                 4

         Statement of Cash Flows for the six months ended
          June 30, 1996 and 1995                                       5

         Notes to the Financial Statements                           6-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8-10


   PART II.  OTHER INFORMATION:

     Items 1 - 6                                                      11


                      AMERICAN INCOME 6 LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                                           June 30,   December 31,
                                                             1996        1995
                                                        -----------  -----------

 ASSETS
- -------

Cash and cash equivalents                               $  254,421   $  211,897
Rents receivable, net of allowance for
 doubtful accounts of $21,000 at
 December 31, 1995                                              --       15,724
Accounts receivable - affiliate                            165,284      198,811
Equipment at cost, net of accumulated
 depreciation of $10,322,944 and $9,855,443 at
 June 30, 1996 and December 31, 1995, respectively       1,854,098    2,321,599
                                                        ----------   ----------
      Total assets                                      $2,273,803   $2,748,031
                                                        ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                                           $      --     $  66,261
Accrued interest                                               --           770
Accrued liabilities                                         11,750       20,000
Accrued liabilities - affiliate                              5,912        3,115
Deferred rental income                                     114,598      248,585
Cash distributions payable to partners                      38,206      152,827
                                                        ----------    ---------
   Total liabilities                                       170,466      491,558
                                                        ----------    ----------
Partners' capital (deficit):
   General Partner                                        (111,602)    (110,071)
   Limited Partnership Interests
   (60,519 Units; initial purchase price of $250 each)   2,214,939    2,366,544
                                                        ----------    ----------

   Total partners' capital                               2,103,337    2,256,473
                                                        ----------    ----------
   Total liabilities and partners' capital              $2,273,803   $2,748,031
                                                        ==========   ==========






                  The accompanying notes are an integral part
                         of these financial statements.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                               Three Months                 Six Months
                                                Ended June 30,            Ended June 30,
                                          1996             1995          1996       1995
                                     ---------------  --------------  ----------  ---------
Income:

   Lease revenue                           $211,628         $344,054   $442,111    $694,784
   Interest income                            2,384            4,832      6,554      10,289
   Gain on sale of equipment                     --           29,196         --      29,196
                                           --------         --------   --------    --------
   Total income                             214,012          378,082    448,665     734,269
                                           --------         --------   --------    --------

Expenses:

     Depreciation                           233,750          244,428    467,501     488,858
   Interest expense                              85            8,954        590      18,817
   Equipment management fees
   - affiliate                               10,582           17,203     22,106      34,739
   Operating expenses - affiliate            19,057           17,120     35,192      39,517
                                           --------         --------   --------    --------
   Total expenses                           263,474          287,705    525,389     581,931
                                           --------         --------   --------    --------

Net income (loss)                          $(49,462)        $ 90,377   $(76,724)   $152,338
                                           ========         ========   ========    ========

Net income (loss)
   per limited partnership unit            $  (0.81)        $   1.48  $   (1.26)   $   2.49
                                           ========         ========   ========    ========
Cash distributions declared
   per limited partnership unit            $   0.62         $   4.37   $   1.25    $   8.75
                                           ========         ========   ========    ========




                  The accompanying notes are an integral part
                         of these financial statements.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                                             1996        1995
                                                           ----------  ----------

Cash flows from (used in) operating
 activities:
Net income (loss)                                          $ (76,724) $ 152,338
Adjustments to reconcile net income (loss)
   to net cash from operating activities:
      Depreciation                                           467,501    488,858
   Gain on sale of equipment                                      --    (29,196)
   Decrease in allowance for doubtful accounts              (21,000)         --

Changes in assets and liabilities
   Decrease in:
     rents receivable                                        36,724          79
     accounts receivable - affiliate                         33,527       2,576
   Increase (decrease) in:
     accrued interest                                          (770)       (760)
     accrued liabilities                                     (8,250)       (500)
     accrued liabilities - affiliate                          2,797      (4,835)
     deferred rental income                                (133,987)         --
                                                           ---------   --------
       Net cash from operating activities                   299,818     608,560
                                                           ---------   --------
Cash flows from investing activities:
   Proceeds from equipment sales                                 --      29,196
                                                           ---------   --------
   Net cash from investing activities                            --      29,196
                                                           ---------   --------
Cash flows used in financing activities:
   Principal payments - notes payable                       (66,261)   (226,918)
   Distributions paid                                      (191,033)   (534,890)
                                                           ---------   --------
   Net cash used in financing activities                   (257,294)   (761,808)
                                                           ---------   --------
Net increase (decrease) in cash and cash equivalents         42,524    (124,052)

Cash and cash equivalents at beginning of period            211,897     476,848
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 254,421   $ 352,796
                                                          =========   =========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest              $   1,360   $  19,577
                                                         =========   =========




                  The accompanying notes are an integral part
                        of these financial statements.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)


   NOTE 1 - BASIS OF PRESENTATION
   ------------------------------

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


   NOTE 2 - CASH
   -------------

      At June 30, 1996, the Partnership had $250,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


   NOTE 3 - REVENUE RECOGNITION
   ----------------------------

      Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,112,620 are due as follows:


      For the year ending June 30, 1997   $  756,655
                                   1998      756,655
                                   1999      756,655
                                   2000      756,655
                                   2001       86,000
                                          ----------
                                  Total   $3,112,620
                                          ==========


   NOTE 4 - EQUIPMENT
   ------------------

      The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)




                                                            Lease Term            Equipment
     Equipment Type                                         (Months)              at Cost
  -----------------                                         ----------           ----------

Aircraft                                                     36-60                 $  7,147,830
Flight simulators                                              108                    4,923,250
Materials handling                                           12-60                       61,629
Tractors & heavy duty trucks                                 24-60                       44,333
                                                                                   ------------

                                                      Total equipment cost           12,177,042

                                                  Accumulated depreciation          (10,322,944)
                                                                                   ------------

                                Equipment, net of accumulated depreciation         $  1,854,098
                                                                                   ============


  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $12,071,080 representing approximately 99% of total equipment cost.

  At June 30, 1996, the Partnership was not holding any equipment not subject to a lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                     1996      1995
                                   --------  --------

Equipment management fees           $22,106   $34,739
Administrative charges                6,690     6,690
Reimbursable operating expenses
 due to third parties                28,502    32,827
                                    -------   -------

  Total                             $57,298   $74,256
                                    =======   =======


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $165,284 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.

                     AMERICAN INCOME 6 LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION





   Item 2.  Management's Discussion and Analysis of Financial Condition and
   ------------------------------------------------------------------------
   Results of Operations.
   ----------------------

   Three and six months ended June 30, 1996 compared to the three and six months
   -----------------------------------------------------------------------------
   ended June 30, 1995:
   --------------------

   Overview
   --------

             The Partnership was organized in 1986 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, on or before December 31, 1996.


   Results of Operations
   ---------------------

      For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $211,628 and $442,111, respectively, compared to $344,054 and $694,784 for the same periods in 1995. The decrease in lease revenue between 1995 and 1996 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

      During the three and six months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $29,196. There were no equipment sales during the same periods in 1996.

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

      Depreciation expense for the three and six months ended June 30, 1996 was $233,750 and $467,501, respectively, compared to $244,428 and $488,858 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $85 and $590 or less than 1% of lease revenue for both the three and six months ended June 30, 1996, respectively, compared to $8,954 and $18,817 or 2.6% and 2.7% of lease revenue for the same periods in 1995. Interest expense is not expected to be incurred in future periods.

      Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 9% and 8% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 5% and 5.7% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


   Liquidity and Capital Resources and Discussion of Cash Flows
   ------------------------------------------------------------

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $299,818 and $608,560 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

      The Partnership's lease agreement in connection with its 21.7% ownership interest in a SAAB SF340A aircraft expired in June 1996. The Partnership's proportionate interest in the aircraft had a cost and net book value of $1,703,602 and $257,304, respectively, at June 30, 1996. The lessee has agreed to release the aircraft on a month to month basis at a base rent to the Partnership of $8,147. This agreement may be terminated by either party with sixty days notice. The General Partner is actively pursuing the remarketing of this aircraft.

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

      Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $29,196 in equipment sale proceeds. There were no equipment sales during the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. All of the Partnership's outstanding debt obligations were retired in 1996.

      Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations of $76,412. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 99% of these distributions, or $75,648, and the General Partner was allocated 1%, or $764. The second quarter 1996 cash distribution was paid on July 15, 1996.

      Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

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



                  By:  /s/ Michael J. Butterfield
                       ------------------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                 Date: August 13, 1996
                       ------------------------------------------------



                  By:  /s/ Gary M. Romano
                       ------------------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date: August 13, 1996
                      -------------------------------------------------